Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2016-C36
filed 2021-03-15
CIK 1686150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Plaza America I & II Mortgage Loan and the Conrad Indianapolis Mortgage Loan, which constituted approximately 7.6% and 3.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Plaza America I & II Mortgage Loan or the Conrad Indianapolis Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Plaza America I & II Mortgage Loan and the Conrad Indianapolis Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the general master servicer (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan, the Easton Town Center Mortgage Loan, the Mall at Turtle Creek Mortgage Loan, the Central Park Retail Mortgage Loan and the One & Two Corporate Plaza Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan, the Easton Town Center Mortgage Loan, the Mall at Turtle Creek Mortgage Loan, the Central Park Retail Mortgage Loan, the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan and the One & Two Corporate Plaza Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the 101 Hudson Street Mortgage Loan. As a result, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) in the capacities described above are listed in the Exhibit Index.

AEGON USA Realty Advisors, LLC is the special servicer of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan and the Easton Town Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for AEGON USA Realty Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because AEGON USA Realty Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of AEGON USA Realty Advisors, LLC because AEGON USA Realty Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

Wells Fargo Bank, National Association acts as trustee of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan.  Pursuant to the trust and servicing agreement for the COMM 2016-GCT Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Mall at Turtle Creek Mortgage Loan, the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan, the Easton Town Center Mortgage Loan, the One & Two Corporate Plaza Mortgage Loan, the Central Park Retail Mortgage Loan, the 101 Hudson Street Mortgage Loan and the Gurnee Mills Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Easton Town Center Mortgage Loan, the Mall at Turtle Creek Mortgage Loan, the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan, the Central Park Retail Mortgage Loan and the One & Two Corporate Plaza Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Mall at Turtle Creek Mortgage Loan, Pentalpha Surveillance LLC as operating advisor of the Mall at Turtle Creek Mortgage Loan, KeyBank National Association as primary servicer of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Central Park Retail Mortgage Loan and the One & Two Corporate Plaza Mortgage Loan and Trimont Real Estate Advisors, LLC as operating advisor of the Central Park Retail Mortgage Loan and the One & Two Corporate Plaza Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the Mall at Turtle Creek Mortgage Loan, KeyBank National Association as primary servicer of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan, AEGON USA Realty Advisors, LLC as special servicer of the Easton Town Center Mortgage Loan and the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Central Park Retail Mortgage Loan and the One & Two Corporate Plaza Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Gurnee Mills Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.4           Trust and Servicing Agreement, dated as of August 1, 2016, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 3, 2016 under Commission File No. 333-206677-10 and incorporated by reference herein).

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

4.8           Agreement Between Note Holders, dated as of October 13, 2016, by and between Barclays Bank PLC, as Initial Note A- 1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 3, 2016 under Commission File No. 333-206677-10 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of November 3, 2016, by and between Wells Fargo Bank, National Association, as Initial Note A- 1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 3, 2016 under Commission File No. 333-206677-10 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of July 7, 2016, by and between Barclays Bank PLC, as Initial Note A- 1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 3, 2016 under Commission File No. 333-206677-10 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of August 6, 2016, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder and Barclays Bank PLC, as Initial Note B-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 3, 2016 under Commission File No. 333-206677-10 and incorporated by reference herein).

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

4.13         Agreement Between Note Holders, dated as of September 29, 2016, by and between Wells Fargo Bank, National Association, as Initial Note A- 1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 3, 2016 under Commission File No. 333-206677-10 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of November 3, 2016, by and between Column Financial, Inc. as Initial Note A-1A Holder and Initial Note A-1B Holder, Wells Fargo Bank, National Association, as Initial Note A-2A Holder and Initial Note A-2B Holder and Regions Bank, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 3, 2016 under Commission File No. 333-206677-10 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of November 3, 2016, by and between Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder and Initial Note A-4 Holder and Barclays Bank PLC, as Initial Note A-5 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 3, 2016 under Commission File No. 333-206677-10 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as General Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as General Special Servicer

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

33.8         Park Bridge Lender Services LLC, as Operating Advisor

33.9         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10       National Tax Search, LLC, as Servicing Function Participant

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Plaza America I & II Mortgage Loan (see Exhibit 33.1)

33.12       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Plaza America I & II Mortgage Loan (see Exhibit 33.3)

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

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Plaza America I & II Mortgage Loan (see Exhibit 33.8)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Plaza America I & II Mortgage Loan (see Exhibit 33.9)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Plaza America I & II Mortgage Loan (see Exhibit 33.10)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Conrad Indianapolis Mortgage Loan (see Exhibit 33.1)

33.19       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Conrad Indianapolis Mortgage Loan (see Exhibit 33.3)

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

33.33       AEGON USA Realty Advisors, LLC, as Special Servicer of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan

33.34       Wells Fargo Bank, National Association, as Trustee of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan (see Exhibit 33.7)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Easton Town Center Mortgage Loan (see Exhibit 33.1)

33.37       AEGON USA Realty Advisors, LLC, as Special Servicer of the Easton Town Center Mortgage Loan (see Exhibit 33.33)

33.38       Wilmington Trust, National Association, as Trustee of the Easton Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Easton Town Center Mortgage Loan (see Exhibit 33.7)

33.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Easton Town Center Mortgage Loan (see Exhibit 33.9)

33.41       National Tax Search, LLC, as Servicing Function Participant of the Easton Town Center Mortgage Loan (see Exhibit 33.10)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 33.1)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Central Park Retail Mortgage Loan (see Exhibit 33.7)

33.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 33.9)

33.48       National Tax Search, LLC, as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 33.10)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.1)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wilmington Trust, National Association, as Trustee of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.7)

33.53       Trimont Real Estate Advisors, LLC, as Operating Advisor of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.9)

33.55       National Tax Search, LLC, as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.10)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan

33.58       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 33.8)

33.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.9)

33.62       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.10)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.64       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.3)

33.65       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 33.7)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 33.8)

33.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.9)

33.69       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as General Special Servicer

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

34.8         Park Bridge Lender Services LLC, as Operating Advisor

34.9         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10       National Tax Search, LLC, as Servicing Function Participant

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Plaza America I & II Mortgage Loan (see Exhibit 34.1)

34.12       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Plaza America I & II Mortgage Loan (see Exhibit 34.3)

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

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Plaza America I & II Mortgage Loan (see Exhibit 34.8)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Plaza America I & II Mortgage Loan (see Exhibit 34.9)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Plaza America I & II Mortgage Loan (see Exhibit 34.10)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Conrad Indianapolis Mortgage Loan (see Exhibit 34.1)

34.19       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Conrad Indianapolis Mortgage Loan (see Exhibit 34.3)

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

34.33       AEGON USA Realty Advisors, LLC, as Special Servicer of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan

34.34       Wells Fargo Bank, National Association, as Trustee of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan (see Exhibit 34.7)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Easton Town Center Mortgage Loan (see Exhibit 34.1)

34.37       AEGON USA Realty Advisors, LLC, as Special Servicer of the Easton Town Center Mortgage Loan (see Exhibit 34.33)

34.38       Wilmington Trust, National Association, as Trustee of the Easton Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Easton Town Center Mortgage Loan (see Exhibit 34.7)

34.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Easton Town Center Mortgage Loan (see Exhibit 34.9)

34.41       National Tax Search, LLC, as Servicing Function Participant of the Easton Town Center Mortgage Loan (see Exhibit 34.10)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 34.1)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Central Park Retail Mortgage Loan (see Exhibit 34.7)

34.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 34.9)

34.48       National Tax Search, LLC, as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 34.10)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.1)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wilmington Trust, National Association, as Trustee of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.7)

34.53       Trimont Real Estate Advisors, LLC, as Operating Advisor of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.9)

34.55       National Tax Search, LLC, as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.10)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan

34.58       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (see Exhibit 34.8)

34.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.9)

34.62       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.10)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.64       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.3)

34.65       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 34.7)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 34.8)

34.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.9)

34.69       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Plaza America I & II Mortgage Loan (see Exhibit 35.1)

35.7         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Plaza America I & II Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Conrad Indianapolis Mortgage Loan (see Exhibit 35.1)

35.9         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Conrad Indianapolis Mortgage Loan (see Exhibit 35.3)

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

35.13       AEGON USA Realty Advisors, LLC, as Special Servicer of the Gas Company Tower & World Trade Center Parking Garage Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Easton Town Center Mortgage Loan (see Exhibit 35.1)

35.15       AEGON USA Realty Advisors, LLC, as Special Servicer of the Easton Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 35.1)

35.23       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 101 Hudson Street Mortgage Loan

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

Date: March 12, 2021